Form 10-K/A
period 2001-12-31
CSFB MAN HOUSING PASS THR CERTIFICATES SERIES 2001-MH29
filed 2002-10-16
CIK 1162517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K/A

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

                                   Page 1 of 5
             This report consists 10 of consecutively numbered pages.

                        AMENDMENT 1

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


                                    JPMORGAN CHASE BANK,
                                    not in its individual capacity but solely as Trustee under the Agreement referred to herein



Date:  October 16, 2002             By:  /s/ Andreas Auer
                                    -----------------------------
                                    Andreas Auer
                                    Assistant Vice President

                                 EXHIBIT INDEX

Exhibit     Description                                                 Page

 99.1       Servicer's Annual Officer's Certificate                      6
 99.2       Servicer's Annual Independent Accountant's Report            9

                                EXHIBIT 99.1

        Servicer Annual Officer's Certificate

The CIT Group/Sales Financing, Inc.

OFFICER'S CERTIFICATE

The undersigned certifies that he is a Executive Vice President of The CIT Group/Sales Financing, Inc. ("CITSF") and that as such he is duly authorized to execute and deliver this certificate on behalf of CITSF, individually, in connection with (i) the Pooling and Servicing Agreement dated as of March 24, 2002, among Credit Suisse First Boston Mortgage Securities Corp. ("Depositor"), DLJ Mortgage Capital, Inc. ("Seller"), CITSF ("Servicer"), Olympus Servicing, L.P. ("Special Servicer") and JPMorgan Chase Bank ("Trustee") (the "Servicing Agreement"), (ii) the Indemnification Agreement dated April 11, 2002, by and among CITSF, The CIT Group/Consumer Finance, Inc. (NY), ("CITCF"), Depositor and Credit Suisse First Boston Corporation (the "Indemnification Agreement"), (iii) the Custodial Agreement dated as of April 11, 2002, by and among JPMorgan Chase Bank and Bank One Trust Company, N.A. and acknowledged and agreed by CITSF (the "Custodial Agreement"), and (iv) the CIT Bring Down Letter dated April 11, 2002 addressed to Seller from CITSF, CITCF and CIT Group Inc. (formerly Tyco Capital Corporaton)(the "Bring Down Letter"). The Servicing Agreement, the Indemnification Agreement, the Custodial Agreement, and the Bring Down Letter are collectively referred to herein as the "Agreements". All capitalized terms used herein without definition shall have the respective meanings set forth in the Agreements.

(1) Attached hereto as Exhibit A is a true and correct copy of the Certificate of Incorporation of CITSF, together with all amendments thereto as in effect on the date hereof, certified by the Secretary of State of Delaware.

(2) There has been no other amendment or other document filed affecting the Certificate of Incorporation of CITSF and no such amendment has been authorized by the Board of Directors or shareholders of CITSF.

(3) Attached hereto as Exhibit B is a Certificate of the Secretary of State of the State of Delaware stating that CITSF is duly incorporated under the laws of the State of Delaware and is in good standing as of the date thereof.

(4) Attached hereto as Exhibit C is a true and correct copy of the Bylaws of CITSF, as amended, which are in full force and effect as of the date hereof.

(5) Attached hereto as Exhibit D is a true and correct copy of resolutions adopted pursuant to a unanimous written consent of the Board of Directors of CITSF and relating to the authorization, execution, delivery and performance of the Agreements. Said resolutions have not been amended, modified, annulled or revoked, and are on the date hereof in full force and effect and are the only resolutions relating to these matters which have been adopted by the Board of Directors.

(6) All representations and warranties of CITSF contained in the Agreements or in any documents, certificates or financial or other statement delivered in connection therewith are true and correct in all material respects as of the date hereof.

(7) CITSF is a Delaware corporation. CITSF has not changed its name since the origination of any of the Contracts.

(8) The following person is a duly qualified and acting officer of CITSF, duly elected or appointed to the office set forth opposite his name, and the signature appearing opposite his name is the officer's signature.

Name                    Title                   Signature

Ron Arrington       Executive Vice President    /s/  Ron Arrington

(9) The following person is a duly qualified servicing officer of CITSF, duly elected or appointed to the office set forth opposite his name.

Name                    Title                   Signature

Pat Hickey          Senior Vice President       /s/  Pat Hickey

(10) It is understood and acknowledged that the undersigned is executing this Certificate not in his individual capacity, but solely in his capacity as an officer of CITSF, and is without any personal liability as to the matters contained in this Certificate.

IN WITNESS WHEREOF, I have affixed my signature hereto as of the day of April 2002.

By:  /s/ Frank Garcia
Name:   Frank Garcia
Title:  Senior Vice President

I hereby certify that Frank Garcia is a duly qualified and acting officer of CITSF, duly elected or appointed to the office of Senior Vice President and signature appearing above the name of such officer is the officer's signature.

By:  /s/  Eric S. Mandelbaum
Name:   Eric S. Mandelbaum
Title:  Secretary

                        EXHIBIT 99.2

        Servicer's Annual Independent Accountant's Report

PricewaterhouseCoopers LLP
1177 Avenue of the Americas
New York NY  10036
Telephone (646) 471 4000
Facsimile (646) 471 4100

Report of Independent Accountants

To the Board of Directors and Shareholder of CIT Group Inc.

We have examined mangement's assertion about The CIT Group/Sales Financing, Inc.'s (the "Company's"), a wholly owned subsidiary of CIT Group Inc., compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2001, as included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001, is fairly stated, in all material respects.

/s/  PricewaterhouseCoopers LLP

March 29, 2002